Form 10-K
period 1999-12-31
UNION PLANTERS MORT FIN CORP MORT PASS THRU CERT SE 1999-1
filed 2000-03-31
CIK 1082873

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1999

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

                          Commission File No. 333-35471
                                              ---------

                               UPMFC TRUST 1999-1
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                                13-4017742
          --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                            C/O THE BANK OF NEW YORK
                101 BARCLAY STREET 12-E NEW YORK, NEW YORK 10286
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 815-2297
                                                     ----- --------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
          Title of each class                            on which registered
          -------------------                          ---------------------

                   NONE                                       NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                   No
                             ---                     ---

Documents Incorporated by Reference:
-----------------------------------

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated February 9, 1999 together with the Prospectus dated May 22, 1998 and each Form 8-K filed during the period between March 1, 1999 and December 31, 1999.

                                                 UPMFC TRUST 1999-1

                                                     FORM 10-K

                                                 TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
Part I

         Item     1.  Business............................................................................        1

         Item     2.  Properties..........................................................................        1

         Item     3.  Legal Proceedings...................................................................        1

         Item     4.  Submission of Matters to a Vote of Security Holders.................................        1


Part II

         Item     5.  Market for Registrant's Common Equity
                          and Related Shareholder Matters.................................................        1

         Item     6.  Selected Financial Data.............................................................        2

         Item     7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................................        2

         Item    7A.  Quantitative and Qualitative Disclosures About Market Risk . . . . . .                      2

         Item     8.  Financial Statements and Supplementary Data.........................................        2

         Item     9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................................................        2


Part III

         Item    10.  Directors and Executive Officers of the Registrant..................................        2

         Item    11.  Executive Compensation..............................................................        2

         Item    12.  Security Ownership of Certain Owners and Management.................................        2

         Item    13.  Certain Relationships and Related Transactions......................................        4

         Item    14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K.........................................................        4

                                     PART I

ITEM 1            BUSINESS.
                  --------

                  Not applicable.


ITEM 2            PROPERTIES.
                  ----------

                  The property of the Trust consists solely of a pool of mortgage loans, all funds collected in respect thereof and monies on deposit in certain trust accounts. The monthly remittance reports which the Trustee is required to include with each monthly distribution of trust assets sets forth all of the relevant financial information required by the Pooling and Servicing Agreement to be reported to Certificateholders. The monthly reports filed on Form 8-K for the months of March 1999 through December 1999 are incorporated herein by reference. For more information regarding the property of the trust, see the Master Servicer's Annual Statement of Compliance and the Annual Accountants' Certificate attached hereto as Exhibits 99.1 and 99.2 respectively.

ITEM 3            LEGAL PROCEEDINGS.
                  -----------------

                  There were no material legal proceedings involving either the Trust, the Trustee, the custodian, the Servicer or the Registrant with respect to the Trust, other than ordinary routine litigation incidental to the duties of the Trustee, the custodian, the Servicer or the Registrant under the Pooling and Servicing Agreement.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ---------------------------------------------------

                  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.



                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.
                  -------------------------------------------------------------

                  (a) There is no established trading market for the Certificates.

                  (b) As of January 5, 2000, with respect to UPMFC Trust 1999-1 there were eight (8) holders of record of the Registrant's Class A-1 Certificates, there was one (1) holder of record of the Registrant's Class A-2 Certificates and there was one (1) holder of record of the Registrant's Class A-3 Certificates.

                           This does not reflect the number of persons who hold
their certificates in nominee or "street" name through various brokerage firms.

ITEM 6            SELECTED FINANCIAL DATA.
                  -----------------------

                  Not applicable.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
                  ------------------------------------------------------------

                  Not applicable.


ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
                  ----------------------------------------------------------

                  Not applicable.


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  -------------------------------------------

                  Not applicable.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  -----------------------------------------------------------

                  Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                  --------------------------------------------------

                  Not applicable.


ITEM 11           EXECUTIVE COMPENSATION.
                  ----------------------

                  Not applicable.


ITEM 12           SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.
                  ---------------------------------------------------

                  The following table provides information, as of January 5, 2000 with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1999-1 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

                  Except as set forth below, the Registrant is not aware of any record owner of more than 5% of each class of the Certificates as of the close of business on January 5, 2000.


                                                                                                     Percent of Class of
                                                                                                   Certificates Outstanding
     Series 1999-1                                                   Principal Amount of           (by aggregate principal
       Class of                                                      Certificates Owned             balance or Percentage
     Certificates                  Name and Address                       Of Record                       Interest)
     ------------                  ----------------                       ---------                       ---------
Class A-1               The Bank of New York                             $4,000,000                           5%
                        925 Patterson Plank Road
                        Secaucus, New Jersey 07094

                        Chase Manhattan Bank                             $29,300,000                        37.39%
                        4 New York Plaza - 13th Floor
                        New York, New York

                        Boston Safe Deposit and Trust                    $24,900,000                        31.78%
                        Company
                        c/o Mellon Bank, N.A.
                        Three Mellon Bank Center
                        Room 153-3015
                        Pittsburgh, PA 15259

                        State Street Bank and Trust                      $17,061,000                        21.77%
                        Company
                        Global Corp. Action Dept.
                        JAB5W
                        P.O. Box 1631
                        Boston, MA 02105-1631

Class A-2               Fannie Mae/Investment                            $15,100,186                         100%

Class A-3               Boston Safe Deposit and Trust                    $35,000,000                         100%
                        Company
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center,
                        Room 135-3015
                        Pittsburgh, PA 15259

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  ----------------------------------------------

                  Not applicable.


ITEM 14           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
                  8-K.
                  ------------------------------------------------------------

                  (a) The following documents are filed as a part of this report:

                           1. Annual Statement of Compliance of Union Planters Mortgage, as Master Servicer, dated March 14, 2000.

                           2.       Annual Accountant's Certificate of
                                    PriceWaterhouseCoopers, LLC, dated March 17,
                                    2000.

                  (b) Reports on Form 8-K. The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

                           1.       Monthly Remittance Report, dated October 25,
                                    1999.

                           2.       Monthly Remittance Report, dated November
                                    25, 1999.

                           3.       Monthly Remittance Report, dated December
                                    27, 1999.


                                  Item 601(a) of
                                  Regulation S-K
         (c)      Exhibit No.     Exhibit No.           Description
                  -----------     ----------------      -----------
                  99.1                     99           Annual Statement of
                                                        Compliance
                  99.2                     99           Annual Accountant's
                                                        Certificate

         (d)      Not applicable.

                                   SIGNATURES

                  Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UPMFC TRUST 1999-1
                                      (Registrant)
                                      By: The Bank of New York not in its
                                      individual capacity, but solely as Trustee


                                      By: /s/ Franklin B. Austin
                                          --------------------------
                                          Franklin B. Austin
                                          Assistant Vice President

                                      Date: March 30, 2000